Form 10-K
period 2007-12-31
Banc of America Commercial Mortgage Inc., Series 2007-3
filed 2008-03-28
CIK 1404501

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-130755-08

      Banc of America Commercial Mortgage Trust 2007-3
      (exact name of issuing entity as specified in its charter)

      Banc of America Commercial Mortgage Inc.
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      Eurohypo AG, New York Branch
      Hypo Real Estate Capital Corporation
      (exact name of the sponsors as specified in their charters)



  New York                                54-2200296
  (State or other jurisdiction of         54-2200297
  incorporation or organization)          54-6755304
                                          54-6772766
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

Hypo Real Estate Capital Corporation ("HRECC"), a sponsor and primary servicer of the transaction, has informed the registrant that HRECC is currently in a litigation, Spire Denver, LLC, Spire Denver Investors, LLC v. Hypo Real Estate Capital Corporation, in which HRECC believes damage claims of up to $15 million may ultimately be asserted by the plaintiff. HRECC states that the case is currently in the discovery phase.

The registrant knows of no other material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

No changes to the information provided in the prospectus previously filed in a 424(b)(5) filing dated July 24, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

In its report on assessment of compliance with the servicing criteria and the related public accounting firm attestation, Wachovia Bank National Association identified the following instances of noncompliance:

1122(d)(2)(1) - Certain payments on pool assets were not deposited into the appropriate custodial bank accounts within the timeframe as specified in the transaction agreements. Those payments were deposited into the appropriate custodial bank accounts after those timeframes. Wachovia Bank National Association's management does not believe that this failure to follow the transaction agreements resulted in any loss of control over trust assets or in any impact to investors. Wachovia Bank National Association states that it implemented additional controls in 2008 to better monitor these processes and correct the non-compliance.

1122(d)(2)(ii) - Certain disbursements made via wire transfer were authorized by personnel for amounts greater than such personnel's approval limits. Wachovia Bank National Association's management does not believe that this failure to follow internal procedures resulted in any incorrect wire transfers or in any impact to investors. Wachovia Bank National Association states that it implemented additional controls in 2007 to better monitor these processes and correct the non-compliance.

In its report on assessment of compliance with the servicing criteria and the related public accounting firm attestation, Hypo Real Estate Capital Corporation identified the following instance of noncompliance:

1122(d)(1)(v) - With respect to servicing criterion 1122(d)(1)(iv) for the maintenance of a fidelity bond and errors and omissions insurance in the amount of coverage required by the transaction documents, the coverage amount did not meet Fannie Mae minimum requirements. Management of Hypo Real Estate Capital Corporation states that deficiency in coverage was identified and quotes were solicited for additional coverage. Management of Hypo Real Estate Capital Corporation states that both the fidelity bond and errors and omissions insurance were increased upon policy renewal on February 1, 2008. Management of Hypo Real Estate Capital Corporation does not believe that failure to increase the insurance until the renewal date had any impact to investors.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Pooling and Servicing Agreement, dated as of July 1, 2007, by and among Banc of America Commercial Mortgage Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, Inc., as special servicer, and Wells Fargo Bank, N.A., as trustee and REMIC administrator (including exhibits), incorporated by reference from Exhibit 4 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer
    33.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    33.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.5 Hypo Real Estate Capital Corporation as a Primary Servicer
    33.6 LNR Partners, Inc. as the Special Servicer for the One Park Avenue loan
    33.7 Midland Loan Services, Inc. as Special Servicer
    33.8 Wachovia Bank, National Association as a Primary Servicer
    33.9 Wachovia Bank, National Association as Sub-Contractor for Hypo Real Estate Capital
    Corporation
    33.10 Wells Fargo Bank, N.A. as Trustee
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as a Custodian for the One Park Avenue loan
    33.13 Wells Fargo Bank, N.A. as Trustee for the One Park Avenue loan



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer
    34.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    34.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for
    Wachovia Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.5 Hypo Real Estate Capital Corporation as a Primary Servicer
    34.6 LNR Partners, Inc. as the Special Servicer for the One Park Avenue loan
    34.7 Midland Loan Services, Inc. as Special Servicer
    34.8 Wachovia Bank, National Association as a Primary Servicer
    34.9 Wachovia Bank, National Association as Sub-Contractor for Hypo Real Estate Capital
    Corporation
    34.10 Wells Fargo Bank, N.A. as Trustee
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as a Custodian for the One Park Avenue loan
    34.13 Wells Fargo Bank, N.A. as Trustee for the One Park Avenue loan



   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer
    35.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    35.3 Hypo Real Estate Capital Corporation as a Primary Servicer
    35.4 Midland Loan Services, Inc. as Special Servicer
    35.5 Wachovia Bank, National Association as a Primary Servicer
    35.6 Wells Fargo Bank, N.A. as Trustee



   (99.1) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and Bank of America, National Association, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.2) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and Eurohypo A.G., New York Branch, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.3) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, among Banc of America Commercial Mortgage Inc., Hypo Real Estate Capital Corporation and Hypo Public Finance USA, Inc., incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.4) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and SunTrust Bank, incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.5) Primary Servicing Agreement, dated as of July 1, 2007 by and between Bank of America, National Association, as master servicer, and Hypo Real Estate Capital Corporation, as primary servicer, incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Commercial Mortgage Inc.
   (Depositor)


   /s/ Peter Cookson
   Peter Cookson, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of July 1, 2007, by and among Banc of America Commercial Mortgage Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, Inc., as special servicer, and Wells Fargo Bank, N.A., as trustee and REMIC administrator (including exhibits), incorporated by reference from Exhibit 4 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Bank of America, National Association as Master Servicer
    33.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    33.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    33.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    33.5 Hypo Real Estate Capital Corporation as a Primary Servicer
    33.6 LNR Partners, Inc. as the Special Servicer for the One Park Avenue loan
    33.7 Midland Loan Services, Inc. as Special Servicer
    33.8 Wachovia Bank, National Association as a Primary Servicer
    33.9 Wachovia Bank, National Association as Sub-Contractor for Hypo Real Estate Capital
    Corporation
    33.10 Wells Fargo Bank, N.A. as Trustee
    33.11 Wells Fargo Bank, N.A. as Custodian
    33.12 Wells Fargo Bank, N.A. as a Custodian for the One Park Avenue loan
    33.13 Wells Fargo Bank, N.A. as Trustee for the One Park Avenue loan


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Bank of America, National Association as Master Servicer
    34.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    34.3 First American Commercial Real Estate Services, Inc. as Sub-Contractor for Wachovia
    Bank, National Association
    34.4 Global Realty Outsourcing, Inc. as Sub-Contractor for Wachovia Bank, National
    Association
    34.5 Hypo Real Estate Capital Corporation as a Primary Servicer
    34.6 LNR Partners, Inc. as the Special Servicer for the One Park Avenue loan
    34.7 Midland Loan Services, Inc. as Special Servicer
    34.8 Wachovia Bank, National Association as a Primary Servicer
    34.9 Wachovia Bank, National Association as Sub-Contractor for Hypo Real Estate Capital
    Corporation
    34.10 Wells Fargo Bank, N.A. as Trustee
    34.11 Wells Fargo Bank, N.A. as Custodian
    34.12 Wells Fargo Bank, N.A. as a Custodian for the One Park Avenue loan
    34.13 Wells Fargo Bank, N.A. as Trustee for the One Park Avenue loan


   (35) Servicer compliance statement.



    35.1 Bank of America, National Association as Master Servicer
    35.2 Bank of America, National Association as Master Servicer for the One Park Avenue
    loan
    35.3 Hypo Real Estate Capital Corporation as a Primary Servicer
    35.4 Midland Loan Services, Inc. as Special Servicer
    35.5 Wachovia Bank, National Association as a Primary Servicer
    35.6 Wells Fargo Bank, N.A. as Trustee


   (99.1) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and Bank of America, National Association, incorporated by reference from Exhibit 99.1 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.2) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and Eurohypo A.G., New York Branch, incorporated by reference from Exhibit 99.2 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.3) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, among Banc of America Commercial Mortgage Inc., Hypo Real Estate Capital Corporation and Hypo Public Finance USA, Inc., incorporated by reference from Exhibit 99.3 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.4) Mortgage Loan Purchase and Sale Agreement, dated as of July 1, 2007, between Banc of America Commercial Mortgage Inc. and SunTrust Bank, incorporated by reference from Exhibit 99.4 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.

   (99.5) Primary Servicing Agreement, dated as of July 1, 2007 by and between Bank of America, National Association, as master servicer, and Hypo Real Estate Capital Corporation, as primary servicer, incorporated by reference from Exhibit 99.5 of the issuing entity's Current Report on Form 8-K filed on August 10, 2007.